Form 10-Q
period 1999-06-30
CHRYSLER FINANCIAL CO LLC PREMIER AUTO TRUST 1999-3
filed 1999-08-12
CIK 1089129

Conformed Copy




                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q



/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended     June 30, 1999
                                       --------------------

                                      OR

/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

        For the transition period from ____________ to ____________

Commission file number: 333-71169-03
                        ------------

                          PREMIER AUTO TRUST 1999-3
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       State of Delaware                                  Applied For
-----------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S.  Employer
 incorporation or organization)                          Identification No.)


27777 Franklin Road, Southfield, Michigan                      48034
-----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code       (248) 948-3067
                                                   --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No __X__










                        PART I. FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information (see Note 1). Results for interim periods should not be considered indicative of results for a full year.




ITEM 1.        FINANCIAL STATEMENTS - (CONTINUED)


                          PREMIER AUTO TRUST 1999-3
                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                                JUNE 30, 1999
                           (in millions of dollars)


ASSETS

Cash and Cash Equivalents (Note 1)                              $    3.8

Receivables (Note 3)                                             1,525.0
                                                                --------


TOTAL ASSETS                                                    $1,528.8
                                                                ========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 1)                   $   21.6

Asset Backed Notes (Notes 3 and 4)                               1,507.2
                                                                --------


TOTAL LIABILITIES AND EQUITY                                    $1,528.8
                                                                ========






See Notes to Financial Statements.

ITEM 1.        FINANCIAL STATEMENTS - (CONTINUED)


                          PREMIER AUTO TRUST 1999-3
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
        FOR THE PERIOD JUNE 1, 1999 (INCEPTION) THROUGH JUNE 30, 1999
                          (in millions of dollars)


CASH RECEIPTS

Proceeds from Sale of Notes                                        $1,507.2

Collections of Principal & Interest, and Other                          3.8
                                                                   --------

TOTAL CASH RECEIPTS                                                 1,511.0
                                                                   --------



CASH DISBURSEMENTS

Purchase of Receivables                                             1,507.2

Distribution of Principal & Interest, and Other                           -
                                                                   --------

TOTAL CASH DISBURSEMENTS                                            1,507.2
                                                                   --------

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS                      $    3.8
                                                                   ========




See Notes to Financial Statements.

ITEM 1.  FINANCIAL STATEMENTS - (CONTINUED)


                          PREMIER AUTO TRUST 1999-3
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements of Premier Auto Trust 1999-3 (the "Trust") are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles. The primary difference from the accrual basis to this basis is that the financial statements do not record accrued interest receivable on the Receivables or accrued interest payable on the Notes from the most recent Distribution Date to the balance sheet date.

Cash and Cash Equivalents

Short-term instruments with a maturity of less than three months when purchased are considered to be cash equivalents. The Trust received certain cash deposits from Chrysler Financial Company L.L.C. ("CFC") which are held as liquidity and credit enhancement reserves and invested in short-term instruments. Under the Sale and Servicing Agreement, the servicer is required to convey principal and interest collections to the Trust on a monthly basis.

Amounts Held for Future Distribution

Amounts held for future distribution represent certain short-term investments held for future distributions to Noteholders and for liquidity and credit enhancement reserves. Amounts held for liquidity and credit enhancement reserves which are not utilized for future distributions to Noteholders will be distributed to Premier Receivables L.L.C. ("Premier L.L.C.").


NOTE 2 - RELATED PARTIES

Premier L.L.C. is a limited liability company controlled by CFC. On November 12, 1998, CFC's parent, Chrysler Corporation, became a wholly owned subsidiary of DaimlerChrysler, AG ("Daimler") and on November 17, 1998, Chrysler Corporation changed its name to DaimlerChrysler Corporation ("DaimlerChrysler").




ITEM 1.  FINANCIAL STATEMENTS - (CONTINUED)


                          PREMIER AUTO TRUST 1999-3
                        NOTES TO FINANCIAL STATEMENTS


NOTE 3 - SALE OF ASSET BACKED NOTES

The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of June 1, 1999, among Premier L.L.C., CFC, and Chase Manhattan Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

On June 21, 1999, the Trust issued $280,000,000 aggregate principal amount of 5.116% Asset Backed Notes, Class A-1 (the "Class A-1 Notes"), $480,000,000 aggregate principal amount of 5.82% Asset Backed Notes, Class A-2 (the "Class A-2 Notes"), $390,000,000 aggregate principal amount of 6.27% Asset Backed Notes, Class A-3 (the "Class A-3 Notes"), and $300,684,000 aggregate principal amount of 6.43% Asset Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the "Notes"). The Notes were issued pursuant to an Indenture dated as of June 1, 1999, between the Trust and The First National Bank of Chicago, as Indenture Trustee. The assets of the Trust include a pool of motor vehicle retail installment sale contracts ("Receivables"), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after June 7, 1999, transferred to the Trust by CFC on June 21, 1999. The Notes are secured by the assets of the Trust pursuant to the Indenture. The Trust also issued $56,520,000 aggregate principal amount of Asset Backed Certificates (the "Certificates" and, together with the Notes, the "Securities"). The Certificates represent fractional undivided interests in the Trust. The Certificates were not offered and will initially be held by the servicer, which may thereafter sell the Certificates. The Certificates will not bear interest and no principal will be paid until the Notes have been paid in full.


NOTE 4 - PRINCIPAL AND INTEREST PAYMENTS

Interest on the Notes will accrue at the respective fixed per annum interest rates specified above. Interest on the Notes will generally be payable on the eighth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day (each, a "Distribution Date"), commencing July 8, 1999. Principal of the Notes will be payable on each Distribution Date to the extent described in the Prospectus Supplement dated June 15, 1999, and the Prospectus dated June 15, 1999 (collectively, the "Prospectus"); however, no principal payments will be made (i) on the Class A-2 Notes until the Class A-1 Notes have been paid in full, (ii) on the Class A-3 Notes until the Class A-2 Notes have been paid in full or (iii) on the Class A-4 Notes until the Class A-3 Notes have been paid in full. Each class of the Notes will be payable in full on the applicable final scheduled Distribution Date as set forth in the Prospectus. However, payment in full of a class of Notes could occur earlier than such dates as described in the Prospectus. In addition, the Class A-4 Notes will be subject to redemption in whole, but not in part, on any Distribution Date on which the servicer exercises its option to purchase the Receivables. The servicer may purchase the Receivables when the aggregate principal balance of the Receivables shall have declined to 10% or less of the initial aggregate principal balance of the Receivables purchased by the Trust.


ITEM 1. FINANCIAL STATEMENTS - (CONTINUED)

                          PREMIER AUTO TRUST 1999-3
                        NOTES TO FINANCIAL STATEMENTS


NOTE 5 - FEDERAL INCOME TAXES

In the opinion of outside legal counsel, for federal income tax purposes, the Notes will be characterized as debt, and the Trust will not be characterized as an association (or a publicly traded partnership) taxable as a corporation.


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of June 1, 1999, among Premier L.L.C., CFC, and Chase Manhattan Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

On June 21, 1999, the Trust issued $280,000,000 aggregate principal amount of 5.116% Asset Backed Notes, Class A-1 (the "Class A-1 Notes"), $480,000,000 aggregate principal amount of 5.82% Asset Backed Notes, Class A-2 (the "Class A-2 Notes"), $390,000,000 aggregate principal amount of 6.27% Asset Backed Notes, Class A-3 (the "Class A-3 Notes"), and $300,684,000 aggregate principal amount of 6.43% Asset Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the "Notes"). The Notes were issued pursuant to an Indenture dated as of June 1, 1999, between the Trust and The First National Bank of Chicago, as Indenture Trustee. The assets of the Trust include a pool of motor vehicle retail installment sale contracts ("Receivables"), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after June 7, 1999, transferred to the Trust by CFC on June 21, 1999. The Notes are secured by the assets of the Trust pursuant to the Indenture. The Trust also issued $56,520,000 aggregate principal amount of Asset Backed Certificates (the "Certificates" and, together with the Notes, the "Securities"). The Certificates represent fractional undivided interests in the Trust. The Certificates were not offered and will initially be held by the servicer, which may thereafter sell the Certificates. The Certificates will not bear interest and no principal will be paid until the Notes have been paid in full.

The Trust has no employees.

Year 2000

The Trust relies on the servicer's computer systems. CFC, as servicer, has conducted an evaluation of the actions necessary to ensure that its business critical computer systems will function without disruption with respect to the application of dating systems in the Year 2000. As a result of this evaluation, CFC is engaged in the process of upgrading, replacing and testing certain of its information and other computer systems. CFC's remedial actions are scheduled to be completed during the third quarter of 1999 and, based upon information currently available, CFC does not anticipate that the costs of its remedial actions will be material to the consolidated results of operations and financial position of CFC and are being expensed as incurred. However, there can be no assurance that the remedial actions being implemented by CFC will be completed in time to avoid dating systems problems or that the cost will not be material to CFC. If CFC is unable to complete its remedial actions in the planned timeframe, contingency plans will be developed to address those business


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

critical computer systems that may not be Year 2000 compliant.

In addition, disruptions with respect to vendor or customer computer systems, which are outside the control of CFC, could impair the ability of CFC to obtain necessary services or to provide services to their customers. Disruptions of CFC's computer systems, or the computer systems of CFC's vendors or customers, as well as the cost of avoiding such disruption, could have a material adverse effect upon the financial condition and results of operations of CFC. CFC has a process in place to assess the Year 2000 readiness of its business critical vendors and customers. CFC believes that the most likely worst case scenario is that a small number of vendors will be unable to supply service for a short time after January 1, 2000. As part of the assessment process, CFC will develop contingency plans for those business critical vendors who are either unable or unwilling to develop remediation plans to become Year 2000 compliant. Although these plans have yet to be developed, CFC expects that these plans will include selective resourcing of services to Year 2000 compliant vendors. CFC expects that vendors in this category will represent an insignificant part of its total service base. It is expected that these plans will be in place by the third quarter of 1999.

Any inability to complete the remedial actions referred to in the preceding two paragraphs in a timely manner could result in delays in collections on the Receivables and payments on the Notes.



                          PART II. OTHER INFORMATION


ITEM 1

There is nothing to report with regard to this item.

Item 2

(1)      The effective date of the Securities Act registration statement:
         February 12, 1999. The date of the Prospectus Supplement is June 15, 1999.


(2)      The offering date:         June 21, 1999


(4)      The offering did not terminate before any securities were sold.

  (i) The offering has terminated and all securities registered were sold before termination.

 (ii)    The name(s) of the managing underwriter(s):

         Salomon Smith Barney Inc.
         Chase Securities Inc.
         Bear, Stearns & Co. Inc
         Merrill Lynch, Pierce, Fenner & Smith Incorporated
         Morgan Stanley & Co. Incorporated

(iii)    The title of each class of securities registered:

         5.82% Asset Backed Notes, Class A-2
         6.27% Asset Backed Notes, Class A-3
         6.43% Asset Backed Notes, Class A-4

 (iv) For each class of securities (other than a class of securities into which a class of convertible securities registered may be converted without additional payment to the issuer):


ITEM 2. (4)(IV) OTHER INFORMATION - (CONTINUED)


                                                    Aggregate                                  Aggregate
                                                    Price of                                   Offering
     Title                                          Offering                                   Price of
      of                        Amount                Amount               Amount               Amount
   Security                   Registered            Registered              Sold                 Sold
   --------                   ----------            ----------             ------              ----------
5.82% Asset Backed Notes,
Class A-2                   $  480,000,000       $  479,997,120       $  480,000,000       $  479,997,120

6.27% Asset Backed Notes,
Class A-3                   $  390,000,000       $  389,983,230       $  390,000,000       $  389,983,230

6.43% Asset
Backed Notes, Class A-4     $  300,684,000       $  300,641,904       $  300,684,000       $  300,641,904
                            --------------       --------------       --------------       --------------

TOTAL                       $1,170,684,000       $1,170,622,254       $1,170,684,000       $1,170,622,254
                            ==============       ==============       ==============       ==============

(v) The amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered for the following:

(A) Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to person owning ten (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer: None

(B)      Direct or indirect payments to others:

         (1)   Underwriting discounts and commissions:        $2,262,960
         (2)   Finders' Fees:                                         $0
         (3)   Expenses paid to or for underwriters:                  $0
         (4)   Other expenses:                                        $0
         (5)   Total expenses:                                $2,262,960


(vi) The net offering proceeds to the issuer after deducting the total expenses: $1,168,359,294

(vii) The amount of net offering proceeds to the issuer used for construction of plant, building and facilities; purchase and installation of machinery and equipment; purchase of real estate;
         acquisition of other business(es); repayment of indebtedness;
         working capital; temporary investments (which should be specified):
         None

ITEM 2. OTHER INFORMATION - (CONTINUED)

         Any other purposes for which at least five (5) percent of the issuer's total offering proceeds or $100,000 has been used:

(A) Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer: None

(B)      Direct or indirect payments to others:

         The net proceeds from the sale of the securities were applied by the issuer (i) to the purchase of receivables from Chrysler Financial
         Company L.L.C. and (ii) to make the initial deposit into the Reserve
         Account:    $1,168,359,294


(viii) This Item does not represent a material change in the use of proceeds described in the prospectus.

ITEMS 3,4,5

There is nothing to report with regard to these items.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as a part of this report:

Exhibit No.

     3         Certificate of Trust of Premier Auto Trust 1999-3.

     4.1       Amended and Restated Trust Agreement, dated as of June 1,
               1999, among Premier Receivables L.L.C., Chrysler Financial
               Company L.L.C. and Chase Manhattan Bank Delaware, as Owner
               Trustee.

     4.2       Indenture, dated as of June 1, 1999, between Premier Auto
               Trust 1999-2 and The First National Bank of Chicago, as
               Indenture Trustee.

     4.3 Sale and Servicing Agreement, dated as of June 1, 1999, between Premier Auto Trust 1999-3 and Chrysler Financial
               Company L.L.C..

     27        Financial Data Schedule


(b) No reports on Form 8-K were filed by the Trust during the quarter for which this report is filed.


                          PREMIER AUTO TRUST 1999-3


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                              Premier Auto Trust 1999-3 (Registrant)
                         By:  Chrysler Financial Company, L.L.C., as Servicer
                              -----------------------------------------------







Date:  August 9, 1999    By:  /s/   David H. Olsen
                              -----------------------------------------------
                              David H. Olsen, Vice President and Controller
                                        Principal Accounting Officer



                          PREMIER AUTO TRUST 1999-3


                                EXHIBIT INDEX





     Exhibit
     Number                   Description of Exhibit
     -------                  ----------------------

        3           Certificate of Trust of Premier Auto Trust 1999-3.

        4.1         Amended and Restated Trust Agreement, dated as of June 1,
                    1999, among Premier Receivables L.L.C., Chrysler
                    Financial Company L.L.C. and Chase Manhattan Bank
                    Delaware, as Owner Trustee.

        4.2         Indenture, dated as of June 1, 1999, between Premier Auto
                    Trust 1999-3 and The First National Bank of Chicago, as
                    Indenture Trustee.

        4.3 Sale and Servicing Agreement, dated as of June 1, 1999, between Premier Auto Trust 1999-3 and Chrysler Financial
                    Company L.L.C..

       27           Financial Data Schedule




                                     E-1

