Form 10-Q
period 1999-09-30
CHRYSLER FINANCIAL CO LLC PREMIER AUTO TRUST 1999-3
filed 1999-11-08
CIK 1089129

Conformed Copy


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q



/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended     September 30, 1999
                                       -------------------------

                                      OR

/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

        For the transition period from ____________ to ____________

Commission file number: 333-71169-03
                        ------------

                          PREMIER AUTO TRUST 1999-3
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         State of Delaware                                   52-2184740
-----------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


27777 Franklin Road, Southfield, Michigan                          48034
-----------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code       (248) 948-3067
                                                   --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____













                        PART I. FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information (see Note 1). Results for interim periods should not be considered indicative of results for a full year.




ITEM 1.        FINANCIAL STATEMENTS - (CONTINUED)


                          PREMIER AUTO TRUST 1999-3
                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                              SEPTEMBER 30, 1999
                           (in millions of dollars)


ASSETS

Cash and Cash Equivalents (Note 1)                                  $    3.8

Receivables (Note 3)                                                 1,402.2
                                                                    --------


TOTAL ASSETS                                                        $1,406.0
                                                                    ========


LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 1)                       $   37.1

Asset Backed Notes (Notes 3 and 4)                                   1,368.9
                                                                    --------


TOTAL LIABILITIES AND EQUITY                                        $1,406.0
                                                                    ========





See Notes to Financial Statements.

ITEM 1.      FINANCIAL STATEMENTS - (CONTINUED)


                          PREMIER AUTO TRUST 1999-3
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
      FOR THE PERIOD JUNE 1, 1999 (INCEPTION) THROUGH SEPTEMBER 30, 1999
                          (in millions of dollars)


CASH RECEIPTS

Proceeds from Sale of Notes                                        $1,507.2

Collections of Principal & Interest, and Other                        163.5
                                                                   --------

TOTAL CASH RECEIPTS                                                 1,670.7
                                                                   --------



CASH DISBURSEMENTS

Purchase of Receivables                                             1,507.2

Distribution of Principal & Interest, and Other                       159.7
                                                                   --------

TOTAL CASH DISBURSEMENTS                                            1,666.9

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS                      $    3.8
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


NOTE 2 - RELATED PARTIES

Premier L.L.C. is a limited liability company controlled by CFC. On November 12, 1998, CFC's parent, Chrysler Corporation, became a wholly owned subsidiary of DaimlerChrysler AG ("Daimler") and on November 17, 1998, Chrysler Corporation changed its name to DaimlerChrysler Corporation ("DaimlerChrysler").


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

The Trust has no employees.

Year 2000

The Trust relies on the servicer's computer systems. CFC, as servicer, has conducted an evaluation of the actions necessary to ensure that its business critical computer systems will function without disruption with respect to the application of dating systems in the Year 2000. CFC has completed the process of upgrading, replacing and testing certain of its information and other computer systems. This remediation was essentially completed during the third quarter of 1999. Contingency plans have been developed to address any unforeseen Year 2000 problem. However, there can be no assurance that the remedial actions being implemented by CFC will be completed in time to avoid dating systems problems or that the cost will not be material to CFC. If CFC is unable to complete its remedial actions in the planned timeframe, contingency plans will be developed to address those business critical computer systems that may not be Year 2000 compliant.

The cost of this remediation will not have a material effect to the consolidated results of operations and financial position. These expenses are being expensed as they occur. CFC has developed contingency plans to address any unforeseen Year 2000 related events.


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


In addition, disruptions with respect to vendor or customer computer systems, which are outside the control of CFC, could impair the ability of CFC to obtain necessary services or to provide services to their customers. Disruptions of CFC's computer systems, or the computer systems of CFC's vendors or customers, as well as the cost of avoiding such disruption, could have a material adverse effect upon the financial condition and results of operations of CFC. CFC has assessed the Year 2000 readiness of its business critical vendors and customers. CFC believes that the most likely worst case scenario is that a small number of vendors will be unable to supply service for a short time after January 1, 2000. As part of the assessment process, CFC has developed contingency plans should any critical vendors be unable to provide services.


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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are filed as a part of this report:

Exhibit No.

     3         Certificate of Trust of Premier Auto Trust 1999-3. Filed as
               Exhibit 3 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 1999, and incorporated by reference.

     4.1 Amended and Restated Trust Agreement, dated as of June 1, 1999, among Premier Receivables L.L.C., Chrysler Financial Company L.L.C. and Chase Manhattan Bank Delaware, as Owner Trustee. Filed as Exhibit 4.1 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 1999, and incorporated herein by reference

     4.2 Indenture, dated as of June 1, 1999, between Premier Auto Trust 1999-2 and The First National Bank of Chicago, as Indenture Trustee. Filed as Exhibit 4.2 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 1999, and incorporated herein by reference

     4.3 Sale and Servicing Agreement, dated as of June 1, 1999, between Premier Auto Trust 1999-3 and Chrysler Financial Company L.L.C.. Filed as Exhibit 4.3 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 1999, and incorporated herein by reference

     27        Financial Data Schedule

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





                              Premier Auto Trust 1999-3 (Registrant)
                          By: Chrysler Financial Company, L.L.C., as Servicer
                              -----------------------------------------------







Date: November 5, 1999    By: /s/ David H. Olsen
                              -----------------------------------------------
                              David H. Olsen, Vice President and Controller
                                               Principal Accounting Officer



                          PREMIER AUTO TRUST 1999-3


                                EXHIBIT INDEX





     Exhibit
     Number                   Description of Exhibit
     -------                  ----------------------

        3         Certificate of Trust of Premier Auto Trust 1999-3. Filed as
                  Exhibit 3 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 1999, and incorporated herein by reference

        4.1 Amended and Restated Trust Agreement, dated as of June 1, 1999, among Premier Receivables L.L.C., Chrysler Financial Company L.L.C. and Chase Manhattan Bank Delaware, as Owner Trustee. Filed as Exhibit 4.1 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 1999, and incorporated herein by reference

        4.2 Indenture, dated as of June 1, 1999, between Premier Auto Trust 1999-3 and The First National Bank of Chicago, as Indenture Trustee. Filed as Exhibit 4.2 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 1999, and incorporated herein by reference

        4.3 Sale and Servicing Agreement, dated as of June 1, 1999, between Premier Auto Trust 1999-3 and Chrysler Financial Company L.L.C.. Filed as Exhibit 4.3 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 1999, and incorporated herein by reference

       27         Financial Data Schedule



                                     E-1